Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1996-05-14
CIK 848463

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-17560

               ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0251420
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                             1996
                                                               -------------
 (Unaudited)
CURRENT ASSETS:
  Cash                                                         $      2,660
  Accounts receivable                                                28,829
  Other current assets                                                  529
                                                               -------------

Total current assets                                                 32,018
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,117,982
  Less  accumulated depreciation and depletion                    1,098,468
                                                               -------------

Property, net                                                        19,514
                                                               -------------


TOTAL                                                          $     51,532
                                                               =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      3,341
   Payable to general partner                                        28,354
                                                               -------------

Total current liabilities                                            31,695
                                                               -------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (17,242)
   General partner                                                   37,079
                                                               -------------

Total partners' capital (deficit)                                    19,837
                                                               -------------

TOTAL                                                          $     51,532
                                                               =============







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                     THREE MONTHS ENDED
                                      ----------------------------------------

                                         MARCH 31,              MARCH 31,
                                            1996                  1995
                                    -------------------    -------------------

REVENUES:
  Oil and gas sales                 $           52,626                 39,755
                                    -------------------    -------------------

EXPENSES:
  Depreciation and depletion                     6,218                 18,241
  Impairment of property                       142,465                      -
  Lease operating expenses                      14,892                 23,793
  Production taxes                               3,046                  2,536
  General and administrative                     5,602                  5,322
                                    -------------------    -------------------

Total expenses                                 172,223                 49,892
                                    -------------------    -------------------

LOSS FROM OPERATIONS                          (119,597)               (10,137)
                                    -------------------    -------------------

OTHER INCOME:
  Gain from sale of property                     1,868                      -
                                    -------------------    -------------------

NET (LOSS)                          $         (117,729)               (10,137)
                                    ===================    ===================



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                     THREE MONTHS ENDED

                                                MARCH 31,            MARCH 31,
                                                  1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                    $ (117,729)           $ (10,137)

Adjustments to reconcile net income (loss)
 to net cash provided by operating
   activities:
  Depreciation and depletion                       6,218               18,241
  Impairment of property                         142,465                    -
  Gain on sale of property                        (1,868)                   -
(Increase) in:
  Accounts receivable - oil & gas sales          (12,823)              (1,610)
  Other current assets                                 -                 (529)
Increase (decrease) in:
   Accounts payable                               (3,241)              (4,783)
   Payable to general partner                    (41,190)               3,608

Total adjustments                                 89,561               14,927

Net cash provided (used) by operating activities (28,168)               4,790

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                29,925                    -
    Property additions - development costs          (727)                (117)

Net cash provided (used) by investing activities  29,198                 (117)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  -               (9,435)

NET INCREASE (DECREASE) IN CASH                     1,030              (4,762)

CASH AT BEGINNING OF YEAR                           1,630               6,759

CASH AT END OF PERIOD                           $   2,660           $   1,997




See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $39,755 in 1995 to $52,626 in 1996. This represents an increase of $12,871 (32%). Oil sales increased by $7,054 or 45%. A 37% increase in oil production caused sales to increase by $5,854. A 6% increase in average oil sales prices increased sales by an additional $1,200. Gas sales increased by $5,817 or 24%. An 8% increase in gas production increased sales by $1,888. A 15% increase in average gas prices increased sales by an additional $3,929. The increase in oil production was primarily the result of a partial shut-in of production, in the first quarter of 1995, from the Credo acquisition to repair a casing leak. The increase in gas production was primarily due to higher production from the Barnes Estate acquisition due to increased demand during the quarter. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $23,793 in the first quarter of 1995 to $14,892 in the first quarter of 1996. The decrease of $8,901 (37%) is primarily due to workover costs incurred in 1995 on the Credo acquisition to repair a casing leak.

Depreciation and depletion expense decreased from $18,241 in the first quarter of 1995 to $6,218 in the first quarter of 1995. This represents a decrease of $12,023 (66%). A 71% decrease in the depletion rate reduced depreciation and depletion expense by $14,983. This decrease was partially offset by the increases in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $142,465 impairment of property in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $29,925. The Company recognized a gain of $1,868 on the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses increased from $5,322 in the first quarter of 1995 to $5,602 in the first quarter of 1996. This increase of $280 (5%) is primarily due to $1,981 higher direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form 8-K  during  the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 2, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer