Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1996-08-14
CIK 848463

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------
                                                                  JUNE 30,
ASSETS                                                              1996
                                                           --------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $         2,855
  Accounts receivable                                               14,158
  Other current assets                                                 529
                                                           ----------------

Total current assets                                                17,542
                                                           ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,117,514
  Less  accumulated depreciation and depletion                   1,096,551
                                                           ----------------

Property, net                                                       20,963
                                                           ----------------


TOTAL                                                      $        38,505
                                                           ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $         2,784
   Payable to general partner                                       16,336
                                                           ----------------

Total current liabilities                                           19,120
                                                           ----------------

PARTNERS' CAPITAL:
   Limited partners                                                (17,456)
   General partner                                                  36,841
                                                           ----------------

Total partners' capital                                             19,385
                                                           ----------------

TOTAL                                                      $        38,505
                                                           ================


See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                      QUARTER ENDED                            SIX MONTHS ENDED
                                       -----------------------------------    --------------------------------------

                                          JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                            1996                  1995                 1996                 1995
                                       --------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                     $      9,311     $         38,228     $         61,937     $         77,983
                                       --------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion                  (1,917)              23,473                4,301               41,714
  Impairment of property                           -                    -              142,465                    -
  Lease operating expenses                     6,101               24,746               20,993               48,539
  Production taxes                               494                2,257                3,540                4,793
  General and administrative                   5,085               15,403               10,687               20,725
                                       --------------    -----------------    -----------------    -----------------

Total expenses                                 9,763               65,879              181,986              115,771
                                       --------------    -----------------    -----------------    -----------------

LOSS FROM OPERATIONS                            (452)             (27,651)            (120,049)             (37,788)
                                       --------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Gain from sale of property                       -                    -                1,868                    -
                                       --------------    -----------------    -----------------    -----------------

NET LOSS                                 $      (452)    $        (27,651)    $       (118,181)    $        (37,788)
                                       ==============    =================    =================    =================




See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                     SIX MONTHS ENDED

                                             JUNE 30,             JUNE 30,
                                              1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                               $  (118,181)           $  (37,788)

Adjustments to reconcile  net
 (loss) to net cash provided by operating
   activities:
Depreciation and depletion                     4,301                41,714
  Impairment of property                     142,465                     -
  Gain on sale of property                    (1,868)                    -
(Increase) decrease in:
  Accounts receivable - oil & gas sales        1,848                 (1,250)
  Other current assets                             -                   (529)
Increase (decrease) in:
   Accounts payable                           (3,798)                   969
   Payable to general partner                (53,208)                 2,913

Total adjustments                             89,740                  43,817

Net cash provided (used) by operating
  activities                                 (28,441)                  6,029

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property            29,925                       -
    Property additions - development costs      (259)                   (925)

Net cash provided (used) by investing
  activities                                  29,666                    (925)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              -                  (9,435)

NET INCREASE (DECREASE) IN CASH                1,225                  (4,331)

CASH AT BEGINNING OF YEAR                      1,630                   6,759

CASH AT END OF PERIOD                  $       2,855           $       2,428






See accompanying notes to financial statements.

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                             -----------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                       $       2,855
  Accounts receivable                                               14,158
  Other current assets                                                 529
                                                             --------------

Total current assets                                                17,542
                                                             --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,117,514
  Less  accumulated depreciation and depletion                   1,096,551
                                                             --------------

Property, net                                                       20,963
                                                             --------------


TOTAL                                                        $      38,505
                                                             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $       2,784
   Payable to general partner                                       16,336
                                                             --------------

Total current liabilities                                           19,120
                                                             --------------

PARTNERS' CAPITAL:
   Limited partners                                                (17,456)
   General partner                                                  36,841
                                                             --------------

Total partners' capital                                             19,385
                                                             --------------

TOTAL                                                        $      38,505
                                                             ==============



See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $9,311 in 1996 to $38,228 in 1995. This represents a decrease of $28,917 (76%). Oil sales decreased by $22,297 (100%). There was no oil production in the second quarter of 1996 from the Credo acquisition which was sold, effective February 1, 1996. Gas sales decreased by $6,620 (47%). A 58% decrease in gas production reduced sales by $9,798. This decrease was partially offset by a 45% increase in the average gas sales price. The increase in the average gas sales price corresponds with changes in the overall market for the sale of gas. The decrease in gas production was primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses decreased to $6,101 in 1996 from $24,746 in 1995. The decrease of $18,645 (75%) is primarily due to the changes in production, noted above, coupled with costs incurred on the Credo acquisition to repair a casing leak in the second quarter of 1995.

Depreciation and depletion expense decreased to a negative $1,917 in the second quarter of 1996 from $23,473 in the second quarter of 1995. This represents a decrease of $25,390. The negative amount for the second quarter of 1996 is due to the reversal of an accrual of sales from the Credo acquisition, the sale of which was closed in April, 1996, but was effective February 1, 1996. The changes in production, noted above, reduced depreciation and depletion expense by $18,055. A 135% decrease in the depletion rate reduced depreciation and depletion expense by an additional $7,335. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $142,465 impairment of property in the first quarter of 1996.

General and administrative expenses decreased to $5,085 in 1996 from $15,403 in 1995. This decrease of $10,318 is primarily due to $6,122 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time being required to manage the Company's operations in 1996.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $61,937 in 1996 from $77,983 in 1995. This represents a decrease of $16,046 (21%). Oil sales decreased by $15,095 (41%). A 45% decrease in oil production reduced sales by $16,612. This decrease was partially offset by a 7% increase in the average oil sales price. Gas sales decreased by $903 (2%). A 22% decrease in gas production reduced sales by $9,113. This decrease was partially offset by a 26% increase in the average gas sales price. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses for the first six months decreased to $20,993 in 1996 from $48,539 in 1995. The decrease of $27,546 (57%) is primarily due to the declines in production, noted above, coupled with costs incurred on the Credo acquisition to repair a casing leak in 1995.

Depreciation and depletion expense decreased to $4,301 in the first six months of 1996 from $41,714 in the first six months of 1995. This represents a decrease of $37,413 (90%). The changes in production, noted above, reduced depreciation and depletion expense by $12,467. An 85% decrease in the depletion rate reduced depreciation and depletion expense by an additional $24,946. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $142,465 impairment of property in the first quarter of 1996.

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

General and administrative expenses decreased to $10,687 in 1996 from $20,725 in 1995. This decrease of $10,038 (48%) is primarily due to $6,122 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time being required to manage the Company's operations.

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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX OIL & GAS INCOME
                                         PROGRAM IV - SERIES 2, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




August 13, 1996                          By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer