Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1996-11-08
CIK 848463

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from...............to...............

                         Commission file number 0-17560

                              ENEX OIL & GAS INCOME
                           PROGRAM IV - Series 2, L.P.
                 (Name of small business issuer in its charter)

           New Jersey                                         76-0251420
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

             800 Rockmead Drive
            Three Kingwood Place
               Kingwood, Texas                                    77339
  (Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (713) 358-8401

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                          Limited Partnership Interest

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $140,712

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                                     PART I


Item 1.      Description of Business


General

     Enex Oil & Gas Income Program IV-Series 2, L.P. (the "Company") was formed under the New Jersey Uniform Limited Partnership Act (1976) on March 15, 1988 and commenced operations on December 28, 1988 with aggregate subscriptions of $2,468,972, $2,444,282 of which was received from 2,041 limited partners, including investors whose distributions from earlier partnerships sponsored by the Company's general partner, Enex Resources Corporation ("Enex"), were automatically invested in the Company.


     The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

     The Company owns royalty interests in certain oil and gas properties. A "royalty interest" is an interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests. The Company also owns working interests in certain oil and gas properties. A "working interest" is a portion of the operating interest which is subject to most of the costs associated with a well.


     The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1996, Enex and its subsidiaries employed 24 persons.

Marketing

     The marketing of oil and gas produced by the Company is affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil and gas production and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile.

     Valero Industrial Gas L.P., Terra Pipeline Company, GPM Gas Corporation, Fina Oil Company and Pride Pipeline Company accounted for 25%, 19%, 13%, 13% and 11%, respectively of the Company's total sales in 1995. Valero Industrial Gas L.P., Terra Pipeline Company, Pride Pipeline Company and GPM Gas Corporation accounted for 24%, 16%, 13% and 12%, respectively of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.


     The operators of the Company's properties are noted in Item 2 below. Although a significant portion of the Company's properties were operated by a limited number of operators, this concentration does not pose a significant risk since the Company's rights are secured by joint operating agreements.


Environmental and Conservation Regulation

     State regulatory authorities in the states in which the Company owns producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas for owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, the Company may incur in this regard cannot be predicted.

     The existence of such regulations has had no material adverse effects on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings or competitive position.

Tax Laws

     The operations of the Company are affected by the federal income tax laws contained in the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, generally, the Company will report income from the sale of oil and gas, against which it may deduct its ordinary business expenses, depletion, depreciation and intangible drilling and development costs.

     It is anticipated that most of the Company's income, if any, will be from a "passive activity" for purposes of the Code. A passive activity includes an activity in which the taxpayer does not materially participate, including the ownership of a limited partnership interest, such as an interest in the Company. "Passive income," however, does not include portfolio income (i.e. dividends, interest, royalties, etc.). Although taxpayers generally may not deduct losses or use tax credits derived from passive activities in an amount greater than their income derived from such activities, if and to the extent t

Item 6.          Management's Discussion and Analysis or Plan of Operation

Results of Operations

     This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

     Oil and gas sales decreased to $140,712 in 1995 from $204,474 in 1994. This represents a decrease of $63,762 or 31%. Oil sales decreased by $12,050 or 15%. A 22% decline in oil production caused sales to decrease by $17,077. This decrease was partially offset by an 8% increase in the average oil sales price. Gas sales decreased by $51,712 or 41%. A 33% decrease in gas production reduced sales by $41,445. A 12% decrease in the average gas sales price reduced sales by an additional $10,267. The decrease in oil production was primarily due to natural production declines which were especially pronounced on the Bagley and Brighton acquisitions. The decrease in gas production was primarily a result of natural production declines, which were especially pronounced on the Barnes Estate acquisition, coupled with the shut-in of production to repair a casing leak on the Credo acquisition, which was successfully completed in the first quarter of 1995. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

     Lease operating expenses decreased to $75,920 in 1995 from $82,267 in 1994. The decrease of $6,347 or 8% was primarily the result of the decreases in production, noted above, partially offset by the payment of $5,000 for a litigation settlement of a property dispute on the Barnes Estate acquisition.

     Depreciation and depletion expense decreased to $94,417 in 1995 from $140,476 in 1994. This represents a decrease of $46,059 or 33%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $41,371. A 5% decrease in the depletion rate caused an additional $4,688 decrease. This rate decrease is primarily due to an upward revision of the gas reserves during 1995, partially offset by a downward revision of the oil reserves during 1995.

     Due to lower prices and reserve revisions, in December 1994, the Company recorded an impairment of property for $109,732, which represented the excess of the net capitalized costs over the undiscounted future net revenues of the reserves.


     General and administrative expenses increased to $35,448 in 1995 from $34,294 in 1994 in 1993. The increase of $1,154 or 3% was primarily due to a $4,819 increase in direct expenses resulting from legal fees associated with a property interest dispute on the Barnes Estate acquisition, partially offset by lower costs allocated by the general partner in 1995. This case is set for trial in the second quarter of 1996. The Company does not expect the settlement of the dispute to have a material impact on the financial statements.



Capital Resources and Liquidity

     The Company's cash flow from operations is a direct result of the amount of net proceeds from the sale of oil and gas production after payment of its debt obligations. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.

     The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas.

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1995
--------------------------------------------------------------------------

ASSETS

                                                                    1995
                                                             -------------
CURRENT ASSETS:
  Cash                                                       $      1,630
  Accounts receivable - oil & gas sales                            16,006
  Other current assets                                                529
                                                             -------------

Total current assets                                               18,165
                                                             -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         2,538,167
  Less  accumulated depreciation and depletion                  2,342,640
                                                             -------------

Property, net                                                     195,527
                                                             -------------


TOTAL                                                        $    213,692
                                                             =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      6,582
   Payable to general partner                                      34,772
                                                             -------------

Total current liabilities                                          41,354
                                                             -------------

NONCURRENT PAYABLE TO
   GENERAL PARTNER                                                 34,772
                                                             -------------

PARTNERS' CAPITAL:
   Limited partners                                               103,583
   General partner                                                 33,983
                                                             -------------

Total partners' capital                                           137,566
                                                             -------------

TOTAL                                                        $    213,692
                                                             =============


Number of $500 Limited Partner units outstanding                    4,938






See accompanying notes to financial statements.
-----------------------------------------------------------------------------

     Martin J. Freedman. Mr. Freedman, age 71, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 70, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 42, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.


     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial financial


                                     III-2
support  to his  mother,  (2)  commingled  his mother's  assets with his own,
(3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     Robert E. Densford. Mr. Densford, age 38, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 32, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.   Executive Compensation

     The Company has no Directors or executive officers.

     The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.


     The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $27,335 and $34,009 of such administrative costs payable to the General Partner in 1995 and 1994, respectively.



                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                                    $500 Limited
                                     Name of        Partner Units    Percent
             Title of Class     Beneficial Owner   Owned Directly   of Class

             Limited Partner     Enex Resources          640        12.9590%


Item 12.  Certain Relationships and Related Transactions

                 See the Statements of Operations included in the Financial Statements in Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.


     See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates susch properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.




Item 13. Exhibits and Reports on Form 8-K

                                                                  Sequential
                                                                    Page No.
                                                                 -------------


         (a)  Exhibits

              (3)   a.    Certificate of Limited Partnership, as amended.
                          Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                    b. Amended Agreement of Limited Partnership. Incorporated by reference to Exhibit 3(a) for the Registration Statement on Form S-1 (No. 33-20897) of Enex Oil and Gas Income Program
                          IV filed with the Securities and Exchange
                          Commission on April 1, 1988.

              (4)   Not Applicable

              (10)  Not Applicable

              (11)  Not Applicable

              (12)  Not Applicable


                                      III-4

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENEX OIL AND GAS INCOME PROGRAM IV -
                                             SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




November 7, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on November7, 1996, by the following persons in the capacities indicated.



ENEX RESOURCES CORPORATION             General Partner


By:  /s/      G. B. Eckley

             ------------------------
              G. B. Eckley, President


     /s/      G. B. Eckley
                                        President, Chief Executive
              ------------------        Officer and Director


              G. B. Eckley


     /s/      R. E. Densford            Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and Director
             -------------------


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein