Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1996-11-12
CIK 848463

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT II


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

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
     that the Company generates passive income, it will be available to offset the limited partners' passive losses from other sources.


     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from Publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or less from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.


     In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.

Item 2.           Description of Property

         Presented below is a summary of the Company's property acquisitions.

     CREDO acquisition. Working interests and royalty interests in 4 oil wells located in Credo Field, Sterling County, Texas were acquired from Freedom Energy, Inc. et al., for a purchase price of $896,400 effective February 1, 1989. Enex has assumed operation of these wells. The Company acquired working interests in two additional wells from Enex at cost for an aggregate purchase price of $176,751 effective May 1, 1989 and August 1, 1989. The Company owns working interests ranging from 27.08% to 28.50% in the Credo acquisition at December 31, 1995.

     BARNES ESTATE acquisition. Effective February 1, 1989, working interests in 5 oil and gas wells in Brettchance Field, Webb County, Texas were purchased from Otis Crandell Addington et al., for $465,855. Enex has assumed operation of these wells. The Company owns working interests ranging from 2.50% to 20.0% and a 2.5% override royalty interest in the wells in the Barnes Estate acquisition at December 31, 1995.

     BAGLEY acquisition. Working interests in 7 oil wells located in Bagley Field, Otsego County, Michigan were acquired effective May and June 1989, for $475,555. The Bagley acquisition is operated by Terra Energy, Ltd. The Company owns working interests ranging from 2.98% to 3.00% in the wells in the Bagley acquisition at December 31, 1995.

     BRIGHTON acquisition. Working interests in 2 oil wells located in Brighton Field, Livingston County, Michigan were purchased for $145,800 from Pasadena Oil & Gas Corp., effective from date of first production (November 1988 and July
1989). The Brighton acquisition is operated by

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