Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1996-11-14
CIK 848463

United States
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                September 30,
ASSETS                                                               1996
                                                               ----------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                        $        4,479
  Accounts receivable                                                 15,111
  Other current assets                                                   529
                                                              ---------------

Total current assets                                                  20,119
                                                              ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,117,902
  Less  accumulated depreciation and depletion                     1,098,141
                                                              ---------------

Property, net                                                         19,761
                                                              ---------------


TOTAL                                                         $       39,880
                                                              ===============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                           $        1,375
   Payable to general partner                                         12,548
                                                              ---------------

Total current liabilities                                             13,923
                                                              ---------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                  (11,700)
   General partner                                                    37,657
                                                              ---------------

Total partners' capital                                               25,957
                                                              ---------------

TOTAL                                                         $       39,880
                                                              ===============

Number of $500 Limited Partner units outstanding                       4,938


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                         NINE MONTHS ENDED
                                  --------------------------------------    ----------------------------------------

                                    September 30,        September 30,        September 30,         September 30,
                                        1996                  1995                 1996                  1995
                                  -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                 $       30,316     $         36,547     $         92,253     $          114,530
                                  -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                 1,590               23,243                5,891                 64,957
  Impairment of property                         -                    -              142,465                      -
  Lease operating expenses                   9,216               17,055               30,209                 65,594
  Production taxes                           1,692                2,140                5,232                  6,933
  General and administrative                 4,106                6,294               14,793                 27,019
                                  -----------------    -----------------    -----------------    -------------------

Total expenses                              16,604               48,732              198,590                164,503
                                  -----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS               13,712              (12,185)            (106,337)               (49,973)
                                  -----------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain from sale of property                     -                    -                1,868                      -
                                  -----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                   $       13,712     $        (12,185)    $       (104,469)    $          (49,973)
                                  =================    =================    =================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

(UNAUDITED)
                                                        NINE MONTHS ENDED
                                                    --------------------------------------------

                                                       September 30,            September 30,
                                                            1996                    1995
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $         (104,469)          $      (49,973)
                                                    -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                     5,891                   64,957
  Impairment of property                                       142,465                        -
  Gain from sale of property                                    (1,868)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            895                   (1,001)
  Other current assets                                               -                     (529)
Increase (decrease) in:
   Accounts payable                                             (5,207)                  (9,031)
   Payable to general partner                                  (56,996)                     669
                                                    -------------------      -------------------

Total adjustments                                               85,180                   55,065
                                                    -------------------      -------------------

Net cash provided  by operating activities                     (19,289)                   5,092
                                                    -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                              29,925                        -
    Property additions - development costs                        (647)                    (903)
                                                    -------------------      -------------------

Net cash provided (used) by investing activities                29,278                     (903)
                                                    -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (7,140)                  (9,434)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                  2,849                   (5,245)

CASH AT BEGINNING OF YEAR                                        1,630                    6,759
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $            4,479           $        1,514
                                                    ===================      ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidationThe terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

3. A cash distribution was made to the limited partners of the Company in the amount of $5,457, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operations.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $30,316 in 1996 from $36,547 in 1995. This represents a decrease of $6,231 (17%). Oil sales decreased by $9,542 (49%). A 60% decrease in oil production reduced sales by $11,729. This decrease was partially offset by a 28% increase in the average oil sales price. Gas sales increased by $3,311 (19%). A 37% increase in the average gas sales price increased sales by $5,537. This increase was partially offset by a 13% decrease in the gas production. The increases in the average oil and gas sales prices correspond with changes in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses decreased to $9,216 in 1996 from $17,055 in 1995. The decrease of $7,839 (46%) is primarily due to the changes in production, noted above, coupled with costs incurred on the Credo acquisition to repair a casing leak in the third quarter of 1995.

Depreciation and depletion expense decreased to $1,590 in the third quarter of 1996 from $23,243 in the third quarter of 1995. This represents a decrease of $21,653. The changes in production, noted above, reduced depreciation and depletion expense by $7,436. A 90% decrease in the depletion rate reduced depreciation and depletion expense by an additional $14,217. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $142,465 impairment of property in the first quarter of 1996.

General and administrative expenses decreased to $4,106 in 1996 from $6,294 in 1995. This decrease of $2,188 (35%) is due to less staff time being required to manage the Company's operations in 1996.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased to $92,253 in 1996 from $114,530 in 1995. This represents a decrease of $22,277 (19%). Oil sales decreased by $24,785 (44%). A 50% decrease in oil production reduced sales by $28,473. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales increased by $2,508 (4%). A 30% increase in the average gas sales price increased sales by $13,819. This increase was partially offset by a 50% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines which were especially pronounced on the Barnes Estate acquisition.

Lease operating expenses for the first nine months decreased to $30,209 in 1996 from $65,594 in 1995. The decrease of $35,385 (54%) is primarily due to the declines in production, noted above, coupled with costs incurred on the Credo acquisition to repair a casing leak in 1995.

Depreciation and depletion expense decreased to $5,891 in the first nine months of 1996 from $64,957 in the first nine months of 1995. This represents a decrease of $59,066 (91%). The changes in production, noted above, reduced depreciation and depletion expense by $19,857. An 87% decrease in the depletion rate reduced depreciation and depletion expense by an additional $39,209. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $142,465 impairment of property in the first quarter of 1996.

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

General and administrative expenses decreased to $14,793 in 1996 from $27,019 in 1995. This decrease of $12,226 (45%) is primarily due to $6,122 of legal costs incurred in the second quarter of 1995 for a property interest dispute on the Barnes Estate acquisition, coupled with less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                     ENEX OIL & GAS INCOME
                                                 PROGRAM IV - SERIES 2, L.P.
                                                         (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                        General Partner



                                                 By: /s/ R. E. Densford
                                                         R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                            Officer




November 13, 1996                                By: /s/ James A. Klein
                                                    -------------------
                                                          James A. Klein
                                                      Controller and Chief
                                                       Accounting Officer