Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1997-01-08
CIK 848463

--------------------------------------------------------------------

--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                             Number of Record Holders
               Title of Class                  (as of March 1, 1996)

              -----------------            -----------------------------


          General Partner's Interests                    1

          Limited Partnership Interests              1,401



Dividends

          The Company made cash distributions to partners of $2 and $16 per $500 investment in 1995 and 1994, respectively. The Company suspended the payment of distributions in the second quarter of 1995. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

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

            The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelve montths . The Company plans to repay the amount owed to the general partner over a two year period.


            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Oil & Gas Income
  Program IV - Series 2, L.P.


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program IV-Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program IV- Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program IV-Series 2, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP





Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       1,630
  Accounts receivable - oil & gas sales                                16,006
  Other current assets                                                    529
                                                                --------------

Total current assets                                                   18,165
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,538,167
  Less  accumulated depreciation and depletion                      2,342,640
                                                                --------------

Property, net                                                         195,527
                                                                --------------

TOTAL                                                           $     213,692
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       6,582
   Payable to general partner                                          69,544
                                                                --------------

Total current liabilities                                              76,126
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   103,583
   General partner                                                     33,983
                                                                --------------

Total partners' capital                                               137,566
                                                                --------------

TOTAL                                                           $     213,692
                                                                ==============


Number of $500 Limited Partner units outstanding                        4,938



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------


1.       PARTNERSHIP ORGANIZATION

         Enex Oil & Gas Income Program IV-Series 2, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on December 28, 1988, for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $2,468,972, of which $24,690 was contributed by Enex Resources Corporation ("Enex"), the general partner.

         In accordance  with  the  partnership  agreement,   the  Company  paid
         commissions of $237,565 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $74,000.

         Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:

                                                                 Limited
                                                          Enex   Partners

             Commissions and selling expenses                      100%
             Company reimbursement of organization
               expense                                             100%
             Company property acquisition                          100%
             General and administrative costs              10%      90%
             Costs of drilling and completing
               development wells                           10%      90%
             Revenues from temporary investment of
               partnership capital                                 100%
             Revenues from producing properties            10%      90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)             10%      90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of improved oil and gas properties are capitalized and periodically assessed for impairment.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amount owed to the general partner over a two year period.

5.           REPURCHASE OF LIMITED PARTNER INTERESTS

             In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.           SIGNIFICANT PURCHASERS

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

7.           IMPAIRMENT OF PROPERTY

             A noncash write-down of capitalized costs of $109,732 was made in 1994. The write-down was computed as the excess of the net capitalized costs over the undiscounted future net revenues from proved oil and gas reserves. The undiscounted future net revenues were computed using certain arbitrary assumptions such as holding the oil and gas prices constant at the prices in effect at the time of the computation.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable

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

                                    ENEX OIL AND GAS INCOME PROGRAM IV -
                                         SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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