Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1997-01-08
CIK 848463

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
                                  =================    =================    =================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     483,078    $     34,064      $    449,014      $    91

CASH DISTRIBUTIONS                   (89,715)         (8,964)          (80,751)         (16)

NET INCOME (LOSS)                   (172,819)          7,739          (180,558)         (37)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           220,544          32,839           187,705           38

CASH DISTRIBUTIONS                    (9,435)           (944)           (8,491)          (2)

NET INCOME (LOSS)                    (73,543)          2,088           (75,631)         (15)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     137,566    $     33,983       $   103,583 (1)  $    21

CASH DISTRIBUTIONS                    (7,140)           (715)           (6,425)          (1)

NET INCOME (LOSS)                   (104,469)          4,389          (108,858)         (22)
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $      25,957    $     37,657       $   (11,700)(1)  $   (2)
                               ==============   =============    ==============     ========

(1)  Includes 747 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

3. A cash distribution was made to the limited partners of the Company in the amount of $5,457, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $142,465 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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

CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. Future periodic distributions will be made once sufficient net revenues are accumulated.


On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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


                              ENEX OIL & GAS INCOME
                           PROGRAM IV - SERIES 2, L.P.
                                  (Registrant)



                          By:ENEX RESOURCES CORPORATION
                                 General Partner



                         By: /s/ R. E. Densford
                                 R. E. Densford
                            Vice President, Secretary
                          Treasurer and Chief Financial
                                     Officer




December 23, 1996           By:/s/ James A. Klein
                           -------------------
                                 James A. Klein
                              Controller and Chief
                               Accounting Officer