Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1997-02-03
CIK 848463

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------


                                                            1995                  1994
                                                    -------------------    -------------------

REVENUES:
  Oil and gas sales                                 $          140,712        $       204,474
                                                    -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                      94,417                140,476
  Impairment of property                                             -                109,732
  Lease operating expenses                                      75,920                 82,267
  Production taxes                                               8,470                 10,524
  General and administrative:
    Allocated from general partner                              19,511                 23,176
    Direct expense                                              15,937                 11,118
                                                    -------------------    -------------------

Total expenses                                                 214,255                377,293
                                                    -------------------    -------------------

NET LOSS                                            $          (73,543)       $      (172,819)
                                                    ===================    ===================





See accompanying notes to financial statements.
---------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------

                                                                                               PER $500
                                                                                                LIMITED
                                                                                                PARTNER
                                                      GENERAL              LIMITED             UNIT OUT-
                                  TOTAL               PARTNER              PARTNERS             STANDING
                               --------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994        $    483,078       $       34,064     $        449,014     $             91

CASH DISTRIBUTIONS                   (89,715)              (8,964)             (80,751)                 (16)

NET INCOME (LOSS)                   (172,819)               7,739             (180,558)                 (37)
                               --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994           220,544               32,839              187,705                   38

CASH DISTRIBUTIONS                    (9,435)                (944)              (8,491)                  (2)

NET INCOME (LOSS)                    (73,543)               2,088              (75,631)                 (15)
                               --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995      $    137,566       $       33,983     $        103,583 (1) $             21
                               ==============    =================    =================    =================



(1)  Includes 640 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 2, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------

                                                           1995                    1994
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $          (73,543)           $    (172,819)
                                                   -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization                     94,417                  140,476
  Impairment of property                                            -                  109,732
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         4,839                   14,956
  Other current assets                                           (529)                       -
Increase (decrease) in:
   Accounts payable                                            (6,166)                  (5,188)
   Payable to general partner                                 (10,976)                   2,873
                                                   -------------------      -------------------

Total adjustments                                              81,585                  262,849
                                                   -------------------      -------------------

Net cash provided  by operating activities                      8,042                   90,030
                                                   -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                     (3,736)                  (2,031)
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                          (9,435)                 (89,715)
                                                   -------------------      -------------------

NET DECREASE IN CASH                                           (5,129)                  (1,716)

CASH AT BEGINNING OF YEAR                                       6,759                    8,475
                                                   -------------------      -------------------

CASH AT END OF YEAR                                $            1,630            $       6,759
                                                   ===================      ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (73,543)   $           2,088        $   (75,631)           $          (15)
Reconciling item:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                  (2,828)                (283)            (2,545)                       (1)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (49,060)                   -            (49,060)                      (10)
                                               ------------------   ------------------  -----------------    ----------------------

Net income (loss) for federal
   income tax purposes                         $        (125,431)   $           1,805        $  (127,236)            $         (26)
                                               ==================   ==================  =================    ======================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Partners' capital as reflected in the
     accompanyng financial statements          $         137,566    $          33,983      $     103,583            $           21
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                (324,533)             (32,457)          (292,076)                      (59)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        387,924                    -            387,924                        79
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 237,565                    -            237,565                        48
                                               ------------------   ------------------  -----------------    ----------------------

Partners' capital for federal
     income tax purposes                       $         438,522    $           1,526       $    436,996            $           89
                                               ==================   ==================  =================    ======================

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

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                            Per $500                                  Per $500
                                                             Limited              Natural              Limited
                                          Oil             Partner Unit              Gas             Partner Unit
                                        (BBLS)             Outstanding             (MCF)             Outstanding
                                       --------------   ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                               23,925                    4              273,901                   50

    Revisions of previous estimates           (4,700)                  (1)             (51,252)                 (10)
    Production                                (5,015)                  (1)             (66,587)                 (12)
                                       --------------   ------------------   ------------------   ------------------

December 31, 1994                             14,210                    2              156,062                   28

    Revisions of previous estimates           (2,197)                   -               53,151                   10
    Production                                (3,927)                  (1)             (44,640)                  (8)
                                       --------------   ------------------   ------------------   ------------------

December 31, 1995                              8,086                    1              164,573                   30
                                       ==============   ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                               23,925                    4              273,901                   50
                                       ==============   ==================   ==================   ==================

December 31, 1994                             14,210                    2              156,062                   28
                                       ==============   ==================   ==================   ==================

December 31, 1995                              8,086                    1              164,573                   30
                                       ==============   ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director