Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1997-02-04
CIK 848463

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   Amendment I


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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $5,000 to the plaintiff and convey 0.20% overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company and, as such, should not have a material impact on the current or future results of operations, financial condition or liquidity of the Company.


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


The Company discontinued the payment of distributions during 1995. A distribution was made on July 31, 1996. Future periodic distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the near future. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                              ENEX OIL & GAS INCOME
                           PROGRAM IV - SERIES 2, L.P.
                                  (Registrant)



                          By:ENEX RESOURCES CORPORATION
                                 General Partner



                         By: /s/ R. E. Densford
                                 R. E. Densford
                            Vice President, Secretary
                          Treasurer and Chief Financial
                                     Officer




January 30, 1997           By:/s/ James A. Klein
                           -------------------
                                 James A. Klein
                              Controller and Chief
                               Accounting Officer