Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM IV SERIES 2 L P
filed 1997-05-15
CIK 848463

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                              1997
                                                               ---------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                         $       13,843
  Accounts receivable                                                  12,387
  Other current assets                                                    529
                                                               ---------------

Total current assets                                                   26,759
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,117,983
  Less  accumulated depreciation and depletion                      1,100,902
                                                               ---------------

Property, net                                                          17,081
                                                               ---------------


TOTAL                                                          $       43,840
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $        6,510
   Payable to general partner                                           7,926
                                                               ---------------

Total current liabilities                                              14,436
                                                               ---------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                    (8,876)
   General partner                                                     38,280
                                                               ---------------

Total partners' capital (deficit)                                      29,404
                                                               ---------------

TOTAL                                                          $       43,840
                                                               ===============


Number of $500 Limited Partner units outstanding                        4,938




See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-1

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)                                  THREE MONTHS ENDED
                                   ----------------------------------------
                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------
REVENUES:
  Oil and gas sales              $           24,318           $     52,626
                                 -------------------    -------------------

EXPENSES:
  Depreciation and depletion                    970                  6,218
  Impairment of property                          -                142,465
  Lease operating expenses                    7,717                 14,892
  Production taxes                              940                  3,046
  General and administrative                  4,286                  5,602
                                 -------------------    -------------------

Total expenses                               13,913                172,223
                                 -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                10,405               (119,597)
                                 -------------------    -------------------

OTHER INCOME:
  Gain from sale of property                      -                  1,868
                                 -------------------    -------------------

NET INCOME (LOSS)                $           10,405          $    (117,729)
                                 ===================    ===================


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM IV - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                                                                                  PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                    TOTAL                PARTNER             PARTNERS             STANDING
                              -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996      $        137,566     $          33,983    $         103,583    $              21

CASH DISTRIBUTIONS                      (7,138)                 (713)              (6,425)                  (1)

NET INCOME (LOSS)                      (96,523)                5,362             (101,885)                 (21)
                              -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996              33,905                38,632               (4,727)                  (1)

CASH DISTRIBUTIONS                     (14,906)               (1,490)             (13,416)                  (3)

NET INCOME                              10,405                 1,138                9,267                    2
                              -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997       $         29,404     $          38,280    $          (8,876)(1)$              (2)
                              =================    ==================   ==================   ==================


(1)  Includes 751 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM IV - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                              ------------------------------------------

                                                                 MARCH 31,                MARCH 31,
                                                                    1997                    1996
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $           10,405          $      (117,729)
                                                            -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                               970                    6,218
  Impairment of property                                                     -                  142,465
  Gain on sale of property                                                   -                   (1,868)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                  8,393                  (12,823)
(Decrease) in:
   Accounts payable                                                     (3,243)                  (3,241)
   Payable to general partner                                             (490)                 (41,190)
                                                            -------------------      -------------------

Total adjustments                                                        5,630                   89,561
                                                            -------------------      -------------------

Net cash provided (used) by operating activities                        16,035                  (28,168)
                                                            -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                           -                   29,925
    Property (additions) credits - development costs                       193                     (727)
                                                            -------------------      -------------------

Net cash provided by investing activities                                  193                   29,198
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                  (14,906)                       -
                                                            -------------------      -------------------

NET INCREASE IN CASH                                                     1,322                    1,030

CASH AT BEGINNING OF YEAR                                               12,521                    1,630
                                                            -------------------      -------------------

CASH AT END OF PERIOD                                       $           13,843          $         2,660
                                                            ===================      ===================


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

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

     3. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $29,925. The Company recognized a gain of $1,868 on the sale.

4. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

5. A cash distribution was made to the limited partners of the Company in the amount of $13,416, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $52,626 in 1996 to $24,318 in 1997. This represents a decrease of $28,308 (54%). Oil sales decreased by $17,893 or 78%. An 82% decline in oil production caused sales to decrease by $18,643. This decrease was partially offset by an 18% increase in the average oil sales price. Gas sales decreased by $10,415 or 35%. A 53% decrease in gas production reduced sales by $15,697. This decrease was partially offset by a 38% increase in the average gas sales price. The decreases in oil and gas production were primarily due to the sale of the Credo acquisition in the first quarter of 1996, coupled with natural production declines, which were especially pronounced on the Barnes Estate acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $14,892 in the first quarter of 1996 to $7,717 in the first quarter of 1997. The decrease of $7,175 (48%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $6,218 in the first quarter of 1996 to $970 in the first quarter of 1997. This represents a decrease of $5,248 (84%). The changes in production, noted above, reduced depreciation and depletion expense by $3,884. A 58% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,364. The decrease in the depletion rate was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $5,602 in the first quarter of 1996 to $4,286 in the first quarter of 1997. This decrease of $1,316 (23%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1996 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM IV - 2, L.P.
                                                     --------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                          --------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer